Form 10QSB
period 1999-09-30
AUSTIN FUNDING COM CORP
filed 1999-11-12
CIK 1091645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to ________________


                        Commission file number: 000-26815


                         AUSTIN FUNDING.COM CORPORATION
             (Exact name of registrant as specified in its charter)


           NEVADA                                        74-2923677
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

               823 CONGRESS AVENUE, SUITE 515, AUSTIN, TEXAS 78701
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (512) 481-8000
                        ---------------------------------
                         (Registrant's telephone number)

At October 31, 1999, 21,333,333 shares of registrant's $.01 par value Common Stock were outstanding.

Transitional Small Business Issuer Format          [ ] Yes [X] No

                                FORM 10-QSB INDEX

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.........................................7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................8

Item 2.  Changes in Securities...............................................8

Item 3.  Defaults Upon Senior Securities.....................................8

Item 4.  Submission of Matters to a Vote of Security Holders.................8

Item 5.  Other Information...................................................8

Item 6.  Exhibits and Reports on Form 8-K....................................8

SIGNATURES...................................................................9

EXHIBIT INDEX................................................................10



                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AUSTIN FUNDING.COM CORPORATION
                         AND ITS WHOLLY-OWNED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                        September 30,
                                                         (unaudited)
Current Assets
         Cash                                            $   152,020
         Inventory                                         7,566,943
         Accrued interest receivable                          39,524
         Advances shareholders (Note 1)                       48,560
         Federal income tax refund                             1,110
                                                         -----------
                  Total Current Assets                     7,808,157
                                                         -----------
Deposits
         Investments                                         426,712
         Investment-Limited partnership interest
                  (Note 1)                                   745,284
         Investment - Secured note receivable
                  (Note 1)                                   500,000
                                                         -----------
                  Total Investments                        1,245,284
                                                         -----------
Property and Equipment
         Furniture, Fixtures & Equipment                      45,802
         Depreciation                                        (11,535)
                                                         -----------
                  Net Property and Equipment                  34,267
                                                         -----------
Total Assets                                             $ 9,514,420
                                                         ===========

              Liabilities & Stockholders' Equity

Current Liabilities
         Accounts payable and accrued liabilities        $   126,593
         Current maturities of long-term debt (Note 2)         9,816
         Lines of credit (Note 3)                          6,499,389
                                                         -----------
                  Total Current Liabilities                6,635,798
                                                         -----------
Long-Term Debt, net of current maturities (Note 2)            12,102
                                                         -----------
Total Liabilities                                          6,647,900
                                                         -----------
Stockholders' Equity                                       2,866,520
                                                         -----------
Total Liabilities and Stockholders' Equity               $ 9,514,420
                                                         ===========

                         AUSTIN FUNDING.COM CORPORATION
                         AND ITS WHOLLY-OWNED SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 Three months ended               Six Months ended
                                                    September 30,                   September 30,
                                            ----------------------------    ----------------------------
                                                1999            1998            1999            1998
                                            ------------    ------------    ------------    ------------
Sales                                       $  4,867,213    $  4,867,213    $  8,784,739    $ 16,758,801

Cost of Sales                                  4,573,539       4,573,539       8,224,824      15,694,538
                                            ------------    ------------    ------------    ------------
Gross Profit                                     293,674         293,674         559,915       1,064,263
                                            ------------    ------------    ------------    ------------
Selling and Administrative
         Salaries and wages                      208,103         208,103         363,145         658,690
         Office expense and supplies              25,703          25,703          35,602          56,965
         Occupancy                                23,726          23,726          40,021          30,066
         Travel and entertainment                 29,065          29,065          45,083          42,538
         Telephone                                14,488          14,488          29,407          42,618
         Automobile expenses                       7,480           7,480          14,489          14,448
         Professional fees                       134,395         134,395         186,366          19,080
         Insurance                                11,825          11,825          20,095          22,931
         Equipment rental and maintenance          1,167           1,167           9,624           6,592
         Advertising and marketing                 7,750           7,750          16,948          45,441
         Telemarketing                             6,260           6,260           5,910          10,026
         Other Expenses                           48,515          48,515          61,576          33,763
                                            ------------    ------------    ------------    ------------
         Total Selling and Administrative        518,477         518,477         828,266         983,158
                                            ------------    ------------    ------------    ------------

Operating Income (Loss)                         (224,803)       (224,803)       (268,351)         81,105
                                            ------------    ------------    ------------    ------------
Other Income                                         818             818          12,939           6,309
                                            ------------    ------------    ------------    ------------
Income, before income taxes                     (223,985)       (223,985)       (255,412)         87,414
                                            ------------    ------------    ------------    ------------
Income Tax Expense                                     0               0               0               0
                                            ------------    ------------    ------------    ------------
Net Income                                  $   (223,985)   $   (223,985)   $   (255,412)   $     87,414
                                            ============    ============    ============    ============
Earnings (Loss) Per Share                   $      (0.01)   $       (.05)   $      (0.01)   $      43.71
                                            ============    ============    ============    ============

                         AUSTIN FUNDING.COM CORPORATION
                         AND ITS WHOLLY-OWNED SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                            Six months ended
                                                                              September 30,
                                                                      ----------------------------
                                                                          1999            1998
                                                                      ------------    ------------
Cash Flow From Operating Activities
         Net Income (Loss)                                            $   (255,412)   $     87,414
         Adjustments to reconcile net income to net cash
            provided (used) by operating activities:
                  (Increase) decrease in receivables                    (5,714,006)     (1,196,190)
                  (Increase) decrease in inventories
                  (Increase) decrease in other receivables                    (728)         (5,200)
                  (Increase) decrease in deposits                         (422,153)         (1,100)
                  Increase (decrease) in federal income tax payable                        (40,966)
                  Increase (decrease) in accounts payable and
                     accrued liabilities                                    10,630         (58,468)
                  Increase (decrease) in deferred income and other
                      liabilities                                          (58,203)         71,410
                                                                      ------------    ------------

Net Cash Provided (Used) By Operating Activities                        (6,439,872)     (1,230,514)
                                                                      ------------    ------------
Cash Flow From Investing Activities
         Purchase of equipment                                                   0         (17,562)
         Investment in Partnership                                        (730,316)              0
                                                                      ------------    ------------
Net Cash Provided (Used) By Investing Activities                          (730,316)        (17,562)
                                                                      ------------    ------------
Cash Flow From Financing Activities
         Net increase (decrease) on lines of credit                      4,676,078       1,273,783
         Principal payments on long-term debt                               (5,060)              0
         Proceeds from issuance of stock                                 2,676,945               0
                                                                      ------------    ------------
Net Cash Provided (Used) By Financing Activities                         7,347,963       1,273,783
                                                                      ------------    ------------
Net Increase (Decrease) In Cash                                            147,775          25,707
Cash, Beginning of period                                                    4,245         115,482
                                                                      ------------    ------------
Cash, End of period                                                   $    152,020    $    141,189
                                                                      ============    ============
Taxes Paid                                                            $          0    $      1,110

Interest Paid                                                         $    127,897    $    147,721

                         AUSTIN FUNDING.COM CORPORATION
                         AND ITS WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  RELATED PARTY TRANSACTIONS

Advances totaling $48,560 have been made to stockholders, $12,000 of this was in the third quarter of 1999.

A stockholder contributed an investment worth $745,284 in exchange for common stock in the second quarter of 1999. This investment is a 98% limited partnership interest. The investment is accounted for using the equity method. Partnership income is first allocated based on the aggregate of net loss that has been allocated, and then based on partnership interest percentages. Partnership losses are allocated 50% to limited partners and 50% to general partners.

A stockholder contributed an investment worth $500,000 in exchange for common stock in the second quarter of 1999. This investment is a note receivable secured by real estate.

Note 2.  LONG-TERM DEBT

Austin Funding.com Corporation ("AFCC") has a note with an individual. The original amount of the note was $36,000 and was dated October 5, 1998. Payments of $1,000 are due in monthly installments which include interest at 12.5% beginning November 1, 1998. With this amortization schedule the balance will be paid in full November 1, 2001. The note is secured by the assets of AFCC.


                           September 30, 1999        September 30, 2000         September 30, 2001
                           ------------------        ------------------         ------------------
Current Portion                  $ 9,816
Long-term                                                   $ 11,112                   $ 990

Note 3.  LINES OF CREDIT

AFCC has a $3,000,000 line of credit with a financial institution. The line of credit expires March 22, 2000. Interest is calculated at prime plus 1%. The debt is secured by the mortgage inventory. Subsequent to the close of the third quarter of 1999, this line has increased to $10,000,000.

AFCC has a $5,000,000 line of credit with a financial institution. Interest is calculated at prime plus 2 on draws up to 60 days, and increases to prime plus 3 after 60 days. The debt is secured by mortgage inventory and is personally guaranteed by officers of AFCC. An additional $400,000 is pledged in deposits.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the three and six months ended September 30, 1999 and 1998.

RESULTS OF OPERATIONS

         Comparison of Operating Results for the Six Months Ended September 30, 1999, and September 30, 1998. Sales decreased from $16.8 million for the six months ended September 30, 1998 to $8.8 million for the six months ended September 30, 1999. This percentage decrease of approximately 48% is the result of decreased liquidity from the investors who purchase the loans underwritten by the Company.

         Gross profit as a percentage of cost of goods sold remained virtually unchanged over the comparison period from 6.35% for the six months ended September 30, 1998 to 6.36% for the six months ended September 30, 1999. This profit percentage demonstrates a consistent cost of sales independent of volume.

         Selling and administrative expense decreased $155,000 over the comparison period. The largest expense, salaries and wages decreased proportionately by 45% for the six months ended September 30, 1998 to the six months ended September 30, 1999. The most significant increase came in professional fees stemming from the legal and accounting fees incurred in bringing the Company public.

         As a result of the foregoing, net income decreased from $87,414 for the six months ended September 30, 1998 to a loss of $255,412 for the six months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash and cash equivalents were $152,019 as of September 30, 1999, compared to $4,245 as of March 31, 1999. This increase in cash and cash equivalents was due primarily from capital raised in the third quarter from the issuance of preferred stock.

           During the third quarter of 1999, the Company obtained access to cash totaling $1,433,533 from the issuance of its preferred stock. In addition, the Company also realized cash totaling $4,559,089 during the quarter from sales of loans.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Previously reported.

ITEM 2 - CHANGES IN SECURITIES

         On September 30, 1999, Mr. Bradley G. Farley purchased 1,500,000 shares of the Company's 1999 Series A Preferred Stock in exchange for $1,433,533 in advances that he has made to the Company. The Preferred Stock sold to Farley pays no dividend, nor has any conversion or voting rights. The Company may redeem the 1999 Series A Preferred Stock for $1.00 per share upon giving Farley 10 days advance notice. Such shares were issued without registration pursuant to an exemption from registration under Regulation D of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

EXHIBIT NO.   DESCRIPTION

  27.1        Financial Data Schedules

              (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AUSTIN FUNDING.COM CORPORATION



Dated: November 12, 1999           By: /s/ GLENN A. LAPOINTE
                                      -------------------------------
                                      Glenn A. LaPointe
                                      President



Dated: November 12, 1999           By: /s/ TERRY G. HARTNETT
                                      -------------------------------
                                      Terry G. Hartnett
                                      Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit
     No.        Description
   -------      -----------
    27.1        Financial Data Schedules