Form 10QSB/A
period 1999-09-30
AUSTIN FUNDING COM CORP
filed 1999-11-23
CIK 1091645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

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
                                                         ===========

                         AUSTIN FUNDING.COM CORPORATION
                         AND ITS WHOLLY-OWNED SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 Three months ended               Six Months ended
                                                    September 30,                   September 30,
                                            ----------------------------    ----------------------------
                                                1999            1998            1999            1998
                                            ------------    ------------    ------------    ------------
Sales                                       $  4,867,213    $  4,652,459    $  8,784,739    $ 16,758,801

Cost of Sales                                  4,573,539       4,308,672       8,224,824      15,694,538
                                            ------------    ------------    ------------    ------------
Gross Profit                                     293,674         343,787         559,915       1,064,263
                                            ------------    ------------    ------------    ------------
Selling and Administrative
         Salaries and wages                      208,103         281,570         363,145         658,690
         Office expense and supplies              25,703          21,135          35,602          56,965
         Occupancy                                23,726          12,147          40,021          30,066
         Travel and entertainment                 29,065          18,319          45,083          42,538
         Telephone                                14,488          22,944          29,407          42,618
         Automobile expenses                       7,480           6,419          14,489          14,448
         Professional fees                       134,395           5,503         186,366          19,080
         Insurance                                11,825           7,882          20,095          22,931
         Equipment rental and maintenance          1,167           1,899           9,624           6,592
         Advertising and marketing                 7,750          26,497          16,948          45,441
         Telemarketing                             6,260             206           5,910          10,026
         Other Expenses                           48,515          11,875          61,576          33,763
                                            ------------    ------------    ------------    ------------
         Total Selling and Administrative        518,477         416,396         828,266         983,158
                                            ------------    ------------    ------------    ------------

Operating Income (Loss)                         (224,803)        (72,609)       (268,351)         81,105
                                            ------------    ------------    ------------    ------------
Other Income                                         818           2,915          12,939           6,309
                                            ------------    ------------    ------------    ------------
Income, before income taxes                     (223,985)        (69,694)       (255,412)         87,414
                                            ------------    ------------    ------------    ------------
Income Tax Expense                                     0               0               0               0
                                            ------------    ------------    ------------    ------------
Net Income                                  $   (223,985)   $    (69,694)   $   (255,412)   $     87,414
                                            ============    ============    ============    ============
Earnings (Loss) Per Share                   $      (0.01)   $       (.05)   $      (0.01)   $      43.71
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

                                   AUSTIN FUNDING.COM CORPORATION



Dated: November 23, 1999           By: /s/ GLENN A. LAPOINTE
                                      -------------------------------
                                      Glenn A. LaPointe
                                      President



Dated: November 23, 1999           By: /s/ TERRY G. HARTNETT
                                      -------------------------------
                                      Terry G. Hartnett
                                      Chief Financial Officer