Form 10QSB
period 1999-12-31
AUSTIN FUNDING COM CORP
filed 2000-06-12
CIK 1091645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ________________ to _________________

                        Commission file number: 000-26815


                         AUSTIN FUNDING.COM CORPORATION
             (Exact name of registrant as specified in its charter)

               NEVADA                                                              74-2923677
     --------------------------                                          -----------------------------
   (State or other jurisdiction of                                    (I.R.S. Employer Identification No.)
   incorporation or organization)

               823 CONGRESS AVENUE, SUITE 515, AUSTIN, TEXAS 78701
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (512) 481-8000
                     ---------------------------------------
                         (Registrant's telephone number)

At December 31, 1999, 21,333,333 shares of registrant's $.01 par value Common Stock were outstanding.

Transitional Small Business Issuer Format          [ ] Yes      [X] No

                                FORM 10-QSB INDEX



PART I - FINANCIAL INFORMATION
Item 1.           Financial Statements..................................................................  3

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operation..................................................................  6

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................................  7

Item 2.           Changes in Securities.................................................................  7

Item 3.           Defaults Upon Senior Securities.......................................................  7

Item 4.           Submission of Matters to a Vote of Security Holders...................................  7

Item 5.           Other Information.....................................................................  7

Item 6.           Exhibits and Reports on Form 8-K......................................................  7

SIGNATURES        ......................................................................................  9

EXHIBIT INDEX     ...................................................................................... 10



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

                         AUSTIN FUNDING.COM CORPORATION
                         AND ITS WHOLLY-OWNED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                                                                    December 31,

                                                                    (unaudited)
    Current Assets
                 Cash                                               $   153,607
                 Inventory                                            7,603,673
                 Accrued interest receivable                             72,149
                 Advances                                                62,388
                                                                    -----------
                                     Total Current Assets             7,891,817
Deposits                                                                446,696
Investments
       Mortgage Receivables                                           1,286,423
       Limited Partnership interest                                     745,284
       Secured note receivable                                          500,000
Property and Equipment
       Furniture, Fixtures & Equipment                                   74,013
       Depreciation                                                     (26,337)
                                                                    -----------
                 Net Property and Equipment                              47,676
Capitalized Public Offering Costs                                       117,977
Total Assets                                                        $11,035,873
                                                                    ===========


 Current Liabilities
       Accounts payable and accrued liabilities                     $   212,531
       Lines of credit                                                7,609,211
                  Total Current Liabilities                           7,821,742
 Long Term Debt                                                         656,810
 Total Liabilities                                                    8,478,652
 Stockholders' Equity                                                 2,557,321
 Total Liabilities and Stockholders' Equity                          11,035,873

                         AUSTIN FUNDING.COM CORPORATION
                         AND ITS WHOLLY-OWNED SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                               Three months ended             Nine months ended
                                               December 31,                   December 31,

                                               1999            1998           1999            1998
                                               ----            ----           ----            ----
 Sales                                   $  9,120,963       6,494,916    $ 17,864,078      23,253,717
 Cost of Sales                              8,723,043       6,206,374      16,849,852      21,900,911
 Gross Profit                                 397,920         288,542       1,014,226       1,352,806
 Selling and administrative
      Salaries and wages                      359,791         231,597         719,790         871,688
      Office expense and supplies              31,995          25,168          80,523          93,474
      Occupancy                                23,473          17,156          63,494          47,222
      Travel and entertainment                 32,333          36,452          84,604          78,991
      Telephone                                11,608          23,211          37,427          65,830
      Automobile expenses                      13,538           6,457          28,027          20,904
      Professional fees                       918,666           4,878         306,832          23,958
      Insurance                                10,026          10,389          30,120          33,319
      Equipment rental and maintenance          5,981           3,683          14,438          10,445
      Advertising and marketing                 5,687           2,752          14,469          33,780
      Telemarketing                             4,617           4,007          14,059          27,377
      Other expenses                           71,740          20,096         122,438          42,348
      Total selling and administrative        689,455         385,846       1,516,221       1,349,336
 Operating Income (Loss)                     (291,535)        (97,304)       (501,995)          3,470
 Other Income                                      68           7,782          13,832          14,091
 Income, before income taxes                 (291,467)        (89,522)       (488,163)         17,661
 Income Tax Expense                                 0               0               0
      Net Income                         $   (291,467)   $    (89,522)   $   (488,163)   $     17,561
      Earnings (Loss) Per Share          $      (0.01)   $     (44.76)   $      (0.02)   $       8.78

                         AUSTIN FUNDING.COM CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                      Three months ended                 None months ended
                                                                      December 31,                       December 31,
                                                                      1999              1998             1999              1998
CASH FLOWS FORM OPERATING ACTIVITIES:

Net loss                                                              (291,467)         (89,522)        (488,163)         (41,799)
                                                                     ---------       ----------       ----------       ----------


Adjustments to reconcile net loss to net cash used in operations:
         Depreciation                                                   14,802                0           14,802
         Changes in assets and liabilities:
              Accounts receivable                                                      (246,628)                       (2,730,932)
              Inventory                                                (36,730)                       (5,744,145)       1,288,416
              Accrued interest receivable                              (32,625)                          (72,149)
              Accounts payable                                          85,938          (41,193)         124,635          (85,503)
              Income taxes payable                                                                                        (44,811)
              Deferred income                                                            67,724          (73,476)         139,134
                                                                     ---------       ----------       ----------       ----------

                                                                        31,385         (220,097)      (5,750,333)      (1,433,696)
                                                                     ---------       ----------       ----------       ----------

     Net cash used in operations                                      (260,082)        (309,619)      (6,238,496)      (1,475,495)
                                                                     ---------       ----------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                     (28,211)          (7,367)         (28,211)         (24,929)
Advances to employees                                                  (12,718)          (5,275)          (7,243)         (11,585)
Deposits advanced                                                     (446,696)                         (442,137)
Capitalized deferred offering costs                                   (117,977)                         (117,977)
Investments in mortgages                                              (859,711)                       (1,286,423)
                                                                     ---------       ----------       ----------       ----------

     Net cash used in investing activities                           1,465,313)         (12,642)      (1,881,991)         (36,514)
                                                                     ---------       ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock                                                                        1,852,785
Proceeds from notes payable                                            617,160           27,218          630,422           27,218
Proceeds from lines of credit                                        1,109,822          178,936        5,785,899        1,394,391
                                                                     ---------       ----------       ----------       ----------

     Net cash provided by
         Financing activities                                        1,726,982          206,154        8,269,106        1,421,609
                                                                     ---------       ----------       ----------       ----------

Increase (decrease) in cash                                              1,587         (116,107)         148,619          (90,400)

Cash at beginning of period                                            152,020          141,189            4,988          115,482
                                                                     ---------       ----------       ----------       ----------

Cash at end of period                                                  153,607           25,082          153,607           25,082
                                                                     =========       ==========       ==========       ==========

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
     Interest paid                                                   70,967.29       147,761.43       170,547.31       303,832.45
     Income taxes paid                                                                                                     44,811
     Non-cash investing and financing activities:
         Issuance of preferred stock for
              limited partnership interest                                              484,968                           484,968
         Issuance of preferred stock for
              note receivable                                                                            500,000

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


                                    September 30, 1999        September 30, 2000        September 30, 2001
                                    ------------------        ------------------        ------------------
Current Portion                     $9,816
Long-term                                                     $11,112                   $990

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the three and nine months ended December 31, 1999 and 1998.

RESULTS OF OPERATIONS

         Comparison of Operating Results for the Nine Months Ended December 31, 1999, and December 31, 1998. Sales decreased from $23.3 million for the Nine months ended December 31, 1998 to $17.9 million for the nine months ended December 31, 1999. This percentage decrease of approximately 23% is the results of decreased liquidity from the investors who purchase the loans underwritten by the Company.

         Gross profits as a percentage of cost of goods sold remained virtually unchanged over the comparison period from 17.8% for the nine months ended December 31, 1998 to 16.9% for the nine months ended December 31, 1999. This profit percentage demonstrates a consistent cost of sales independent of volume.

         Selling and administrative expense increased $167,000 over the comparison period. The most significant increase came in professional fees stemming from the legal and accounting fees incurred in bringing the Company public.

         As a result of the foregoing, net income decreased from $17,561 for the nine months ended December 31, 1998 to a loss of $488,163 for the nine months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $153,607 as of December 31, 1999, compared to $152,020 as of September 30, 1999.


                           PART II - OTHER INFORMATION

ITEM I - LEGAL PROCEEDINGS

         Previously reported.

ITEM 2 - CHANGES IN SECURITIES

         Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

EXHIBIT NO. DESCRIPTION
  27.1      Financial Data Schedules

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        AUSTIN FUNDING.COM CORPORATION


Dated: June 12, 2000                    By:       /s/ SHAWN STEWART
                                           ------------------------------------
                                                  President/CEO


Dated: June 12, 2000                    By:       /s/  JOE SHAFFER
                                           ------------------------------------
                                                  Vice President/Secretary

                                 EXHIBIT INDEX

Exhibit
Number                  Description

 27.1                  Financial Data Schedule